Form 10-K
period 2007-12-31
GMACM Home Equity Loan Trust 2007-HE2
filed 2008-03-31
CIK 1403077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission file number of issuing entity: 333-140609-02

GMACM Home Equity Loan Trust 2007-HE2

(Exact name of issuing entity as specified in its charter)

Residential Asset Mortgage Products, Inc.

(Exact name of depositor as specified in its charter)

GMAC Mortgage, LLC

(Exact name of sponsor as specified in its charter)

New York

(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o GMAC Mortgage, LLC, as Master Servicer

1100 Virginia Drive

Fort Washington, Pennsylvania 19034

(Address of principal executive offices of issuing entity)

(215) 734-5000

(Telephone number, including area code)

None

(I.R.S. Employer Identification No.)

N/A

(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.

Item 1A:	Risk Factors.

Item 2:	Properties.

Item 3:	Legal Proceedings.

Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

See Exhibit 99.1.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

There are no material pending legal or other proceedings involving the mortgage loans or GMAC Mortgage, LLC (“GMACM”), as sponsor, servicer or originator, Residential Asset Mortgage Products, Inc., as depositor, GMACM Home Equity Loan Trust 2007-HE2, as the issuing entity, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on investors in the securities (the “Securities”) to which this report relates.

GMACM is currently a party to various legal proceedings arising from time to time in the ordinary course of its business, some of which purport to be class actions. Based on information currently available, it is the opinion of GMACM that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on its ability to perform its obligations in relation to the mortgage loans. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on GMACM. Any such unfavorable outcome could adversely affect the ability of GMACM to perform its servicing duties with respect to the mortgage loans and potentially lead to the replacement of GMACM with a successor servicer.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6:	Selected Financial Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Item 8:	Financial Statements and Supplementary Data.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A:	Controls and Procedures.

Item 9B:	Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors and Executive Officers of the Registrant.

Item 11:	Executive Compensation.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13:	Certain Relationships and Related Transactions.

Item 14:	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of GMACM, The Bank of New York Trust Company, N.A. and GMAC Bank (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Reports assessing compliance with the servicing criteria applicable to each Servicing Participant (each, a “Report on Assessment”) are attached as exhibits to this Form 10-K. In addition, an attestation report (each, an “Attestation Report”) regarding each Report on Assessment has been prepared by the related Servicing Participant’s registered independent public accounting firm and is attached as an exhibit to this Form 10-K.

GMACM has prepared two Reports on Assessment that, together, address its activities as a Servicing Participant:

(1)	a Report on Assessment as of, and for the twelve months ended, December 31, 2007, that addresses its activities as a primary servicer; and

(2)	a Report on Assessment as of, and for the twelve months ended, December 31, 2007, that addresses its activities as a master servicer and securities administrator.

GMACM Primary Servicer Reports

Residential Capital, LLC, which owns indirectly all of the equity of both Homecomings Financial, LLC (“Homecomings”) and GMACM, has restructured the operations of Homecomings and GMACM. As a result of the restructuring –

(i)	on May 1, 2007, the computer system on which Homecomings maintained its servicing platform was transferred from one system (LSAMS) to another system (MortgageServ) on which its affiliate GMACM maintains its servicing platform; and

(ii)	on September 24, 2007, Homecomings transferred its servicing platform and certain employees responsible for the servicing function to GMACM.

Since September 24, 2007, GMACM has serviced all mortgage loans that were previously serviced by Homecomings, and Homecomings has not serviced any of those mortgage loans.

As a result of the integration of the Homecomings and GMACM servicing platforms on a single computer system as described in clause (i) above, the Report on Assessment and related Attestation Report that address GMACM’s activities as a primary servicer (filed as Exhibits 33.1.2 and 34.1.2 to this Form 10-K address (1) GMACM’s compliance with the applicable servicing criteria for the pre-platform integration period from January 1, 2007 through April 30, 2007, and (2) each of Homecomings’ and GMACM’s compliance with the applicable servicing criteria for the post-platform integration period from May 1, 2007 through December 31, 2007.

Vendors

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

GMAC Mortgage, LLC—Primary Servicer Reports: The Report on Assessment prepared by GMACM in its capacity as a primary servicer and the related Attestation Report have identified material noncompliance with two elements of one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(2)(vii), which contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts –

•	certain custodial account reconciliations were not reviewed within the timelines outlined in GMACM’s policies and procedures, as contemplated by criterion 1122(d)(2)(vii)(C); and

•	certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as contemplated by criterion 1122(d)(2)(vii)(D).

The registrant does not believe these instances of noncompliance had material impacts or effects on investors, and appropriate measures have been taken to resolve the bank reconciliation items noted in the Report on Assessment, and to prevent such instances of noncompliance in the future or to detect them in such a manner as to permit prompt correction.

GMAC Mortgage, LLC—Master Servicer Reports: The Report on Assessment prepared by GMACM in its capacity as a master servicer and securities administrator and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(3)(i)(B), certain investor reports did not provide information calculated in accordance with the terms specified in the transaction agreements, as required by such criterion. The registrant does not believe these reporting errors had any material impacts or effects on investors, and corrective action has been implemented to ensure ongoing compliance.

Platform-Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC’s regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

GMACM has been identified by the registrant as the servicer (the “Servicer”) with respect to the pool assets held by the Issuing Entity. The Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to it (a “Compliance Statement”) for the period covered by this Form 10-K, signed by an authorized officer of the

Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K. The Compliance Statement has not identified any instance where the Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Residential Asset Mortgage Products, Inc. (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RAMP Series 2006-EFC1 Trust with the Securities and Exchange Commission).

3.2	Bylaws of Residential Asset Mortgage Products, Inc. (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RAMP Series 2006-EFC1 Trust with the Securities and Exchange Commission).

4.1	Servicing Agreement, dated as of June 28, 2007, among GMAC Mortgage, LLC, as servicer, GMACM Home Equity Loan Trust 2007-HE2, as issuer, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

4.2	Trust Agreement, dated as of June 28, 2007, between Residential Asset Mortgage Products, Inc., as depositor, and Wilmington Trust Company, as owner trustee (incorporated by reference to Exhibit 4.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

4.3	Indenture, dated as of June 28, 2007, between GMACM Home Equity Loan Trust 2007-HE2, as issuer, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.3 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

10.1	Mortgage Loan Purchase Agreement, dated as of June 28, 2007, among GMAC Mortgage, LLC, as seller and servicer, Walnut Grove Mortgage Loan Trust 2003-A, as seller, Residential Asset Mortgage Products, Inc., as purchaser,

GMACM Home Equity Loan Trust 2007-HE2, as issuer, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

10.2	Financial Guaranty Insurance Policy, dated as of June 28, 2007, Policy No. 07030046, issued by Financial Guaranty Insurance Company (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

10.3	Yield Maintenance Agreement, dated as of the June 28, 2007, between The Bank of New York Trust Company, N.A., not in its individual capacity but solely as Indenture Trustee, for the benefit of GMACM Home Equity Loan Trust 2007-HE2, and HSBC Bank USA, National Association, which is comprised of a Confirmation and a Credit Support Annex (incorporated by reference to Exhibit 10.3 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

31.1	Certification of GMAC Mortgage, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1.1	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC, as master servicer and securities administrator, as of and for the period ended December 31, 2007.

33.1.2	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC, as primary servicer, as of and for the period ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A. as of and for the period ended December 31, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria of GMAC Bank as of and for the period ended December 31, 2007.

34.1.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC, as master servicer and securities administrator.

34.1.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC, as primary servicer.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.

34.3	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Bank.

35.1	Servicer Compliance Statement of GMAC Mortgage, LLC.

99.1	Financial Statements of Financial Guaranty Insurance Company for the period ended December 31, 2007.

99.2	Subsequent Transfer Agreement (Pre-Funding), dated as of July 25, 2007, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2007-HE2, as issuer (incorporated by reference to Exhibit 99.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 15, 2007).

99.3	Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to Exhibit 99.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 15, 2007).

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2008
GMACM Home Equity Loan Trust 2007-HE2

	By:	GMAC Mortgage, LLC, as Servicer

	By:	/s/ Anthony N. Renzi
	Name:	Anthony N. Renzi
	Title:	Executive Vice President
(senior officer in charge of the servicing function)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Residential Asset Mortgage Products, Inc. (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RAMP Series 2006-EFC1 Trust with the Securities and Exchange Commission).

3.2	Bylaws of Residential Asset Mortgage Products, Inc. (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RAMP Series 2006-EFC1 Trust with the Securities and Exchange Commission).

4.1	Servicing Agreement, dated as of June 28, 2007, among GMAC Mortgage, LLC, as servicer, GMACM Home Equity Loan Trust 2007-HE2, as issuer, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

4.2	Trust Agreement, dated as of June 28, 2007, between Residential Asset Mortgage Products, Inc., as depositor, and Wilmington Trust Company, as owner trustee (incorporated by reference to Exhibit 4.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

4.3	Indenture, dated as of June 28, 2007, between GMACM Home Equity Loan Trust 2007-HE2, as issuer, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.3 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

10.1	Mortgage Loan Purchase Agreement, dated as of June 28, 2007, among GMAC Mortgage, LLC, as seller and servicer, Walnut Grove Mortgage Loan Trust 2003-A, as seller, Residential Asset Mortgage Products, Inc., as purchaser, GMACM Home Equity Loan Trust 2007-HE2, as issuer, and The Bank of New York Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 10.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

10.2	Financial Guaranty Insurance Policy, dated as of June 28, 2007, Policy No. 07030046, issued by Financial Guaranty Insurance Company (incorporated by reference to Exhibit 10.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

10.3	Yield Maintenance Agreement, dated as of the June 28, 2007, between The Bank of New York Trust Company, N.A., not in its individual capacity but solely as Indenture Trustee, for the benefit of GMACM Home Equity Loan Trust 2007-HE2, and HSBC Bank USA, National Association, which is comprised of a Confirmation and a Credit Support Annex (incorporated by reference to Exhibit 10.3 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 13, 2007).

31.1	Certification of GMAC Mortgage, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1.1	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC, as master servicer and securities administrator, as of and for the period ended December 31, 2007.

33.1.2	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC, as primary servicer, as of and for the period ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A. as of and for the period ended December 31, 2007.

33.3	Report on Assessment of Compliance with Servicing Criteria of GMAC Bank as of and for the period ended December 31, 2007.

34.1.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC, as master servicer and securities administrator.

34.1.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC, as primary servicer.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.

34.3	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Bank.

35.1	Servicer Compliance Statement of GMAC Mortgage, LLC.

99.1	Financial Statements of Financial Guaranty Insurance Company for the period ended December 31, 2007.

99.2	Subsequent Transfer Agreement (Pre-Funding), dated as of July 25, 2007, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2007-HE2, as issuer (incorporated by reference to Exhibit 99.1 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 15, 2007).

99.3	Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to Exhibit 99.2 included in the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 15, 2007).